Form 10-K/A
period 1998-12-31
NORWEST INTEGRATED STRUCTURED ASS INC MORT ASS BACK PASS THR
filed 1999-12-21
CIK 1075272

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A
Amendment No.1

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-17801-03

               Norwest Integrated Structured Assets, Inc.
                   Mortgage Pass-Through Certificates
                      Series  1998-3        Trust
        (Exact name of registrant as specified in its charter)



New York                            52-2151954
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

     Yes   X          No ___

This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Norwest Integrated Structured Assets, Inc. Mortgage Pass-Through Certificates Series 1998-3 Trust established pursuant to a Pooling and Servicing Agreement among NORWEST INTEGRATED STRUCTURED ASSETS, INC. (Seller) and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION (Master Servicer) and UNITED STATES TRUST COMPANY OF NEW YORK (Trustee) and FIRST UNION NATIONAL BANK (Trust Administrator) pursuant to which the Norwest Integrated Structured Assets, Inc. Mortgage Pass-Through Certificates Series 1998-3 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


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

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.


<F1>  Filed herewith.

<F2>  Previously filed.


                           SIGNATURE

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

Signed:   Norwest Bank Minnesota, N.A., as Master Servicer

By:   Sherri J. Sharps, Vice president
By:  /s/  Sherri J. Sharps, Vice president

Dated:  December 15, 1999


Exhibits
Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   BANK UNITED <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HOMESIDE LENDING INC (FL) <F1>
                     e)   MERRILL LYNCH CREDIT CORP <F1>
                     f)   NATIONAL CITY MTG CO <F1>
                     g)   NORTH AMERICAN MTG <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   BANK UNITED <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HOMESIDE LENDING INC (FL) <F1>
                     e)   MERRILL LYNCH CREDIT CORP <F1>
                     f)   NATIONAL CITY MTG CO <F1>
                     g)   NORTH AMERICAN MTG <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   BANK UNITED <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HOMESIDE LENDING INC (FL) <F1>
                     e)   MERRILL LYNCH CREDIT CORP <F1>
                     f)   NATIONAL CITY MTG CO <F1>
                     g)   NORTH AMERICAN MTG <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>

<F1>  Filed herewith.

<F2>  Previously filed.